Form 10-Q
period 2000-12-31
WEIGH TRONIX INC
filed 2001-02-20
CIK 105318

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number 333-43390

                               Weigh-Tronix, LLC
                               -----------------
            (Exact name of registrant as specified in its charter)

          Delaware                                           06-1510936
-------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

                             293 South Main Street
                            Providence, R.I. 02903
                            ----------------------
                   (Address of principal executive offices)

                                (401) 272-4402
                                --------------
             (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]         No [_]

Weigh-Tronix, LLC
Quarterly Report
Table of Contents

                                                                                          Page
PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets as of March 31, 2000 and December 31, 2000                  1

     Consolidated Statements of Operations for the three and nine months ended
     December 31, 1999 and 2000                                                              2

     Consolidated Statements of Cash Flows for the nine months ended
     December 31, 1999 and 2000                                                              3

     Notes to Unaudited Consolidated Financial Statements                                    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                              23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         39

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                   40

         SIGNATURES                                                                         41

PART I  FINANCIAL INFORMATION

Item 1  --  Unaudited Financial Statements

Weigh-Tronix, LLC
Unaudited Consolidated Balance Sheets

(In Thousands)

                                                                                    March 31,  December 31,
                                                                                      2000        2000
   Assets
   Current assets:

     Cash and cash equivalents                                                     $   4,145    $   8,561
     Accounts receivable, net of allowance of $1,103 and $2,285, respectively         21,677       70,741
     Inventories, net                                                                 21,008       61,980
     Prepaid expenses and other current assets                                         1,319       11,702
     Deferred income taxes                                                               897        3,638
                                                                                   ---------    ---------
          Total current assets                                                        49,046      156,622

   Property, plant and equipment, net of accumulated depreciation
     of $4,190 and $11,765, respectively                                              24,625       49,836
   Intangibles, net of accumulated amortization of $2,027 and $6,756 respectively     19,840      106,573
   Deferred financing costs, net                                                       1,675       10,809
   Investments in unconsolidated joint ventures                                           21        4,007
                                                                                   ---------    ---------
          Total assets                                                             $  95,207    $ 327,847
                                                                                   =========    =========

   Liabilities, Mandatorily Redeemable Membership Interests and Members' Equity
   Current liabilities:
     Current portion of long-term debt                                             $   2,742    $   3,032
     Accounts payable                                                                 10,733       25,474
     Accrued expenses                                                                 12,998       30,859
     Deferred service contract revenue                                                 2,021       15,262
                                                                                   ---------    ---------
          Total current liabilities                                                   28,494       74,627

   Long-term debt                                                                     53,247      203,541
   Other long-term obligations                                                           130        5,305
   Deferred income taxes                                                                 753       12,171
                                                                                   ---------    ---------
          Total liabilities                                                           82,624      295,644
                                                                                   ---------    ---------

   Commitments and contingencies
   Minority interest                                                                       -        3,504
   Mandatorily redeemable membership interests:
     Class A membership interests, subject to put option, at cost                      1,139        1,139
     Class C membership interests, subject to put option, at fair value                1,959            -
     Preferred member interest, including accrued dividends of $596                        -        9,856
                                                                                   ---------    ---------
          Total mandatorily redeemable membership interests                            3,098       10,995

   Members' equity:
     Membership interests                                                             14,100       54,410
     Additional paid-in capital                                                        1,012        5,438
     Subscription note receivable                                                        (75)        (380)
     Unearned compensation                                                              (386)        (249)
     Accumulated deficit                                                              (4,556)     (39,272)
     Accumulated other comprehensive loss                                               (610)      (2,243)
                                                                                   ---------    ---------
          Members' equity                                                              9,485       17,704
                                                                                   ---------    ---------
          Total mandatorily redeemable membership interests and members' equity       12,583       28,699
                                                                                   ---------    ---------
          Total liabilities, mandatorily redeemable membership interests and
          members' equity                                                          $  95,207    $ 327,847
                                                                                   ---------    ---------

  The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Unaudited Consolidated Statements of Operations
(In Thousands)

                                                            Three Months Ended                       Nine Months Ended
                                                              December 31,                               December 31,
                                                           1999             2000                  1999                  2000
Revenues:
   Products                                             $    25,031      $    46,656           $    72,227           $   132,981
   Services                                                   6,766           32,152                20,666                76,057
                                                        -----------      -----------           -----------           -----------

      Total Revenues                                         31,797           78,808                92,893               209,038

Cost of revenues:
   Cost of products                                          16,806           36,368                48,610               106,124
   Cost of services                                           4,606           12,902                14,084                43,572
                                                        -----------      -----------          ------------             ---------

      Total cost of revenues                                 21,412           49,270                62,694               149,696
                                                        -----------      -----------          ------------             ---------

      Gross profit                                           10,385           29,538                30,199                59,342

Operating expenses:
   Selling, general and administrative                        7,537           29,695                21,727                68,313
   Depreciation and amortization                                645            4,125                 2,084                 9,227
   Restructuring charge                                           -              668                     -                 2,607
                                                        -----------      -----------          ------------             ---------

      Operating income (loss)                                 2,203           (4,950)                6,388               (20,805)

Interest expense                                              1,417            6,538                 4,548                14,832
Interest income                                                 (59)             (40)                  (81)                 (244)
(Gain) loss on foreign currency                                 (39)           4,593                  (118)                  (54)
Other (income) expense, net                                    (111)             207                  (247)                  236
Equity in (income) loss of unconsolidated joint
 ventures                                                        37             (251)                   52                  (282)
                                                        -----------      -----------          ------------             ---------

      Income (loss) before provision (benefit) for
          income taxes, minority interest in income
          (loss) of subsidiary and extraordinary loss           958          (15,997)                2,234               (35,293)

Provision (benefit) for income taxes                            446           (2,660)                1,109                (3,824)
Minority interest in (income) loss of subsidiary                  -              100                     -                   102
                                                        -----------      -----------          ------------             ---------

      Income (loss) before extraordinary loss                   512          (13,437)                1,125               (31,571)

Extraordinary loss, net of income tax benefit of $66              -                -                     -                (2,549)
                                                        -----------      -----------          ------------             ---------

      Income (loss) before dividends on preferred
      member interest                                           512          (13,437)                1,125               (34,120)

12% dividends accrued on preferred member interest                -              266                     -                   596
                                                        -----------      -----------          ------------             ---------
      Net income (loss) available (attributable) to
      Members                                           $       512      $   (13,703)         $      1,125             $ (34,716)
                                                        -----------      -----------          ------------             ---------



   The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                                        1999            2000
Cash flows from operating activities:
  Income (loss) before dividends on preferred member interest                        $    1,125      $   (34,120)
  Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
          Extraordinary loss, net of income tax benefit                                       -            2,549
          Depreciation and amortization                                                   3,547           11,036
          Amortization of the inventory fair value adjustment                                 -           16,278
          Equity in loss (income) of unconsolidated joint ventures                           52             (282)
          Membership equity interest compensation                                           139            1,805
          Interest expense, deferred financing costs                                        371            1,055
          Deferred income taxes                                                            (157)          (3,525)
          Gain on disposal of property and equipment                                        (14)             (87)
          Unrealized gain on foreign currency translation                                  (118)             (54)
          Changes in operating assets and liabilities,
            net of effect of acquisitions:
               Accounts receivable                                                       (1,204)             556
               Inventories                                                                  800            3,016
               Prepaid expenses and other current assets                                   (239)           2,018
               Accounts payable                                                           2,850           (7,806)
               Accrued expenses and deferred revenue                                     (3,224)         (10,195)
                                                                                     ----------      -----------
                 Net cash provided by (used in) operating activities                      3,928          (17,756)

Cash flows from investing activities:
  Expenditures for property and equipment                                                (2,207)          (2,842)
  Proceeds from sales of property and equipment                                              78              365
  Acquisition of businesses, net of cash acquired                                        (2,245)        (163,783)
  Loan to joint venture                                                                     (60)               -
                                                                                     ----------      -----------
                 Net cash used in investing activities                                   (4,434)        (166,260)

Cash flows from financing activities:
  Proceeds from former senior debt                                                        7,192
  Payments made on former senior debt                                                    (8,684)         (40,487)
  Payments made on former senior subordinated notes including prepayment penalty              -          (16,044)
  Proceeds from term loans related to the Senior Credit Agreement                             -           70,000
  Proceeds from the revolving credit portion of the Senior Credit Agreement                   -           45,530
  Proceeds from the Senior Subordinated Notes due June 1, 2010                                -           95,891
  Payments made on the Senior Credit Agreement                                                -           (2,900)
  Proceeds from membership interests                                                          -           39,536
  Proceeds from preferred member interest                                                     -            9,260
  Payments made on capital lease obligations                                                (14)             (25)
  Deferred financing costs                                                                    -          (11,739)
                                                                                     ----------      -----------
                 Net cash provided by (used in) financing activities                     (1,506)         189,022

Effect of exchange rates on cash and cash equivalents                                        22             (590)
                                                                                     ----------      -----------
Increase (decrease) in cash and cash equivalents                                         (1,990)           4,416

Cash and cash equivalents, beginning of the period                                        3,678            4,145
                                                                                     ----------      -----------
Cash and cash equivalents, end of the period                                         $    1,688      $     8,561
                                                                                     ----------      -----------

Supplemental cash flow information:
  Cash paid for interest                                                             $    4,302      $    10,320
  Cash paid for income taxes                                                         $      434      $     1,080

   The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

 1.      Basis of Presentation

         Weigh-Tronix, LLC (the "Parent") is organized as a holding company and operates through various subsidiaries (collectively, the "Company" or "Weigh-Tronix"). The Company's fiscal year-end is March 31. The accompanying unaudited consolidated financial statements include the consolidated accounts of Weigh-Tronix, LLC and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position, results of operations and cash flows.

         Results for interim periods are not indicative of the results expected for the year primarily due to non-recurring charges related to acquisitions. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's Registration Statement on Form S-4 dated November 13, 2000, which contain the most recent audited consolidated financial statements as of and for the year ended March 31, 2000. The March 31, 2000 balance sheet has been derived from the Company's audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

 2.      Acquisition of Avery Berkel

         On June 13, 2000, Weigh-Tronix UK Limited, a subsidiary of the Company, and Marconi Corporation plc completed the acquisition of all the issued share capital of GEC Avery International Limited and Maatschappij van Berkel's Patent BV (collectively, "Avery Berkel"). The total purchase price consideration of approximately $159.2 million was comprised of (pound)105.3 million (approximately $158.0) of cash , including acquisition costs of approximately (pound)2.8 million and net of a purchase price adjustment of (pound)3.2 million, and warrants valued at $1.2 million to subscribe for 5% of the fully diluted ownership interests of Weigh-Tronix, LLC. The (pound)3.2 million (approximately $4.8 million) purchase price reduction was negotiated in the quarter ended December 31, 2000 based upon Avery Berkel's closing net assets at June 13, 2000. Avery Berkel is a leading manufacturer, distributor and servicer of industrial and food retail weighing systems and other food processing equipment. The Avery Berkel acquisition was financed by the issuance of (Euro)100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010, the issuance of a (Euro)10.0 million liquidation preference exchangeable pay-in-kind preferred membership interest (hereafter referred to as "Preferred Member Interest"), a new Senior Credit Agreement with maximum borrowings of $120.0 million and the issuance of additional membership interests of $40.3 million to existing and new members of the Company.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

         The Avery Berkel acquisition is recorded in accordance with the purchase method of accounting. The purchase price of approximately $159.2 million, including costs of acquisition totaling $4.3 million, has been allocated to the net assets acquired as of June 13, 2000 based on their respective fair values based on valuations and other studies that are not yet complete. The actual allocation of the purchase consideration could differ from the estimated amounts included herein. A preliminary allocation of the consideration has been made to major categories of assets and liabilities acquired as of the date of acquisition in accordance with the purchase method of accounting:

         Cash                                                 $         -
         Accounts receivable                                       53,223
         Inventories                                               61,211
         Prepaid expenses and other current assets                  7,072
         Property and equipment                                    30,791
         Goodwill                                                  25,733
         Other identifiable intangible assets                      67,385
         Other assets                                               3,748
         Accounts payable and accrued expenses                   (66,019)
         Deferred income taxes - current                          (1,823)
         Other long-term obligations                              (5,507)
         Deferred income taxes - noncurrent                      (12,723)
         Minority interest                                        (3,904)
                                                              -----------
            Total purchase price                              $   159,187
                                                              -----------

         In association with the financing, the Company incurred and capitalized debt issuance costs totaling $11.7 million.

         In accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded approximately $8.9 million of purchase accounting liabilities pertaining to the Avery Berkel acquisition. A description of the liabilities recorded and amounts paid to date are outlined in the table below:

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

                                                  Employee      Costs to
                                                 Termination      Exit        Other
                                                    Costs      Businesses     Costs       Total
                                                ------------- ------------  -----------  ----------
3 months ended September 30, 2000
Provisions recorded                              $    6,722    $   1,155     $     -      $  7,877
Cash payments                                        (1,329)         -             -       (1,329)
Noncash activity                                        -            -             -          -
                                                ------------- ------------  -----------  ----------
   Liability balance at September 30, 2000            5,393        1,155           -        6,548


3 months ended December 31, 2000
Provisions recorded                                     425          -             623      1,048
Cash payments                                          (329)         -             -         (329)
Noncash activity                                     (2,100)         -             -       (2,100)
                                                ------------- ------------  -----------  ----------
   Liability balance at December 31, 2000        $    3,389    $   1,155     $     623   $  5,167
                                                ------------- ------------  -----------  ----------

         The costs to exit businesses pertain mainly to onerous lease obligations that will be paid over the next 10 years. The accrued involuntary termination costs as of December 31, 2000 are expected to be paid in the fourth quarter of fiscal 2001. Fourteen facilities have been closed and approximately 234 former Avery Berkel employees have been terminated as of December 31, 2000. The Company is still finalizing its business integration plans as a result of the Avery Berkel acquisition and, accordingly, the purchase accounting liabilities and valuations of certain assets will be finalized once these plans are complete. The goodwill associated with the Avery Berkel acquisition and the related amortization and its effect on operating income will be impacted by the finalization of these purchase accounting adjustments. The number of operating facilities to be closed and the final number of employees to be terminated were not finalized at December 31, 2000.

3.       Restructuring Charge

         In the quarter ended September 30, 2000, the Company announced a plan to restructure certain of the historic Weigh-Tronix business operations, which resulted in the Company recording a restructuring charge of $1,939 in the quarter ended September 30, 2000. The Company recorded an additional charge of $668 during the quarter ended December 31, 2000.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

                                                           Employee      Costs to
                                                          Termination      Exit        Other
                                                             Costs      Businesses     Costs       Total
                                                         ------------- ------------  -----------  ----------
         3 months ended September 30, 2000
         Provisions recorded                              $    1,097    $     276     $     566    $ 1,939
         Cash payments                                          (781)         -             -         (781)
         Noncash activity                                        -            -             -          -
                                                         ------------- ------------  -----------  ----------
            Restructuring reserve at September 30, 200           316          276           566      1,159


         3 months ended December 31, 2000

         Provisions recorded                                    210           278           180        668
         Cash payments                                         (246)          (25)          -         (271)
         Noncash activity                                       -             -            (180)      (180)
                                                         ------------- ------------  -----------  ----------
            Restructuring reserve at December 31, 2000    $     281     $     529     $     566    $ 1,376
                                                         ------------- ------------  -----------  ----------

         The Company's exit plan incorporates the planned closing of one manufacturing facility, eight service centers, one redundant corporate office and the elimination of duplicative engineering and research and development costs. Approximately 95 employees were terminated as of December 31, 2000.

 4.      Financing Related to the Avery Berkel Acquisition

         Issuance of the (Euro)100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010.

         On June 13, 2000, SWT Finance B.V. (the "Issuer"), a subsidiary of the Company, issued (Euro)100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010 (the "Notes") in a private transaction pursuant to a note indenture (the "Notes Indenture"). The Company registered the Notes on Form S-4 with the Securities and Exchange Commission on November 13, 2000.

         Interest is calculated on the basis of a 360-day year comprising twelve 30-day months. Interest is payable semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2000.

         The Notes are subordinated in right of payment to all current and future senior debt, which includes the Senior Credit Agreement discussed below. The Notes will rank pari passu in right of payment with all other Senior Subordinated Debt of the Issuer issued in the future, if any, and senior in right of payment to all subordinated indebtedness of the Issuer issued in the future, if any. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the guarantor subsidiaries. See
         Note 10 -Guarantors of Debt which presents summarized consolidated financial information for the parent, guarantor subsidiaries and non-guarantor subsidiaries under the Notes.

         The holders of the Notes have the right to require the Issuer to repurchase all or any part of the Notes upon a change of control, as defined in the Notes Indenture. Also, if the Company

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

     has "excess proceeds" of more than $5.0 million, as defined in the Notes Indenture, the Company is required to make an offer to all holders of the Notes to purchase the maximum principal amount of Notes that may be purchased with the excess proceeds at an offer price in cash of an amount equal to 100% of the principal amount thereof plus accrued and unpaid interest.

     The Notes Indenture contains a number of covenants that limit, among other things, dividend payments, certain types of investments, incurrence of indebtedness and issuance of preferred stock, issuance and sale of capital stock of restricted subsidiaries, liens, merger, consolidation or sale of assets, transactions with affiliates, sale and leaseback transactions, additional guarantees and certain business activities.

     Senior Credit Agreement

     In connection with the Avery Berkel acquisition, certain subsidiaries of the Company entered into a Senior Credit Agreement with certain lenders. The Senior Credit Agreement comprised $120.0 million of Term Loan and Revolving Credit Facilities, including a $30.0 million Tranche A Term Loan Facility, a $40.0 million Tranche B Term Loan Facility and a $50.0 million Revolving Credit Facility. The Tranche A Term Loan Facility is payable over 5 years, with the final repayment on June 30, 2005. The Tranche B Term Loan Facility is payable over 7 years, with the final payment on June 30, 2007. The commitment on the Revolving Credit Facility terminates on June 30, 2005 and amounts drawn down under the Revolving Credit Facility must be fully repaid by that date. The Revolving Credit Facility is subject to a borrowing base as defined in the Senior Credit Agreement based on specified percentages of eligible inventory and accounts receivable. The proceeds of the Senior Credit Agreement were used to pay back certain indebtedness of the Company and to finance a portion of the Avery Berkel acquisition, including related fees and expenses.

     The Tranche A Term Loan Facility and the Revolving Credit Facility bear interest at a rate equal to, in the case of loans denominated in U.S. dollars, LIBOR plus 3.25% or a base rate plus 2.25%. For loans denominated in sterling and euro, the Tranche A Term Loan Facility and the Revolving Credit Facility bear interest at LIBOR plus 3.25%. The Tranche B Term Loan Facility bears interest at a rate equal to, in the case of loans denominated in U.S. dollars, LIBOR plus 3.75% or a base rate plus 2.75%. For loans denominated in sterling, the Tranche B Term Loan Facility bears interest at LIBOR plus 3.75%.

     A commitment fee is calculated at a rate equal to 0.50% of the daily average undrawn amount of the Revolving Credit Facility and is payable quarterly in arrears.

     The Senior Credit Agreement provides for mandatory prepayments including:
     1) 100% of the net proceeds of certain asset sales and insurance claims; 2) 100% of the net proceeds of any sale or issuance of equity (other than equity provided by existing members of the Company) or incurrence of certain indebtedness by the Company or any of its subsidiaries; and 3) an amount equal to 75% of available "excess cash flows", as defined in the Senior Credit Agreement, in any fiscal year. Such prepayments will be applied to the Tranche A Term Loan Facility and the Tranche B Term Loan Facility ratably.

     The Senior Credit Agreement contains a number of operating and financial covenants that limit, among other things, amalgamations and changes in

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

     business, assets sales and disposals, indebtedness and other liabilities, liens, guarantees and other contingent liabilities, investments, loans and advances, dividends and other distributions and payments with respect to capital stock, optional payments and modifications with respect to the Notes and other debt instruments, transactions with affiliates, sale and leasebacks, changes in the passive holding structure of the Parent, changes in lines of business, permitted hedging activities, changes in fiscal periods, negative pledge causes, restrictions on subsidiary distributions and amendments to Avery Berkel acquisition documents. Also, the Senior Credit Agreement contains a number of operating and financial covenants, including, without limitation, requirements to maintain minimum ratios of earnings before interest, income taxes, depreciation and amortization ("EBITDA") to interest expense and EBITDA to fixed charges; maximum ratios of total indebtedness to EBITDA; minimum tangible net worth; and limitations on capital expenditures.

     Long-term debt at December 31, 2000 is as follows:

     12.5% Senior Subordinated Notes due June 1, 2010      $      93,880
     Tranche A Term Loan                                          29,250
     Tranche B Term Loan                                          39,850
     Revolving Credit Facility                                    43,530
     Capital Leases                                                   63
                                                          -----------------

     Total debt                                                  206,573
     Less current portion                                         (3,032)
                                                          -----------------

     Long-term debt                                        $     203,541
                                                          -----------------


     Redemption of the senior debt and the 12% Senior Subordinated Notes due May 1, 2005 and 2006

     On June 13, 2000, a portion of the proceeds from the Senior Credit Agreement and the Notes was used to fund the redemption of all outstanding senior debt under the credit agreement that was in place at March 31, 2000 and the 12% Senior Subordinated Notes. The Company recorded a pre-tax extraordinary loss of approximately $1.0 million relating to the early redemption of the 12% Senior Subordinated Notes. Also, the Company recorded a pre-tax extraordinary loss of approximately $1.6 million, which represents the unamortized deferred financing costs of the retired senior debt and the 12% Senior Subordinated Notes. Both amounts are reflected as extraordinary items, net of the income tax benefit, in the accompanying consolidated statements of operations, and were recorded in the quarter ended June 30, 2000.

     Preferred Member Interest

     In connection with the Avery Berkel acquisition on June 13, 2000, the Company issued (Euro)10.0 million of Preferred Member Interest pursuant to a subscription agreement (the "Subscription Agreement") between the Company, the Issuer of the Notes and Marconi Corporation plc. The Subscription Agreement was a private transaction not subject to the requirements of the Securities Act of 1933 or 1934. The holder of the Preferred Member Interest is entitled to

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

     dividends at a rate per annum equal to 12.0% through and including June 1, 2005, 15.0% from June 2, 2005 through and including December 1, 2005, and thereafter increasing by fifty basis points at the beginning of each subsequent six month period up to a maximum rate of 18.0%, in each case calculated on liquidation preference per Preferred Member Interest. Dividends are cumulative and payable annually on each June 1, commencing on June 1, 2001.

     At any time subsequent to the first anniversary of the issuance of the Preferred Member Interest, subject to the Company's achieving a certain fixed charge coverage ratio for the most recently ended four fiscal quarters, the holder of the Preferred Member Interest, at its option, may exchange its Preferred Member Interest for an aggregate principal amount of exchange notes. The right to exchange the Preferred Member Interest is exercisable only once. The exchange notes will be issued under the Notes Indenture and will be substantially identical to the Notes except that the date of issue and the first interest period will be different.

     The Preferred Member Interest, with respect to distributions upon the liquidation, winding-up and dissolution of Weigh-Tronix, rank junior and are subordinated in right of payment to the prior payment in full of the Notes, the Senior Debt and all other debt liabilities and obligations of Weigh-Tronix. The exchange notes issuable upon exchange of the Preferred Member Interest will rank pari passu with the Notes.

     In the event of bankruptcy, liquidation or reorganization of the Company, the assets of Weigh-Tronix will be available to pay obligations on the Preferred Member Interest only after all holders of the Notes, the Senior Credit Agreement and all other debt liabilities and obligations have been paid.

5.   Pro Forma Information (Unaudited)

     The results of operations of Avery Berkel and other purchased businesses have been included in the consolidated results of the Company from their respective acquisition dates. The following unaudited pro forma summary presents net sales, loss before extraordinary loss, loss before dividends on preferred member interest and net loss attributable to members for the nine months ended December 31, 1999 and December 31, 2000 as if the acquisitions had occurred as of April 1, 1999. The pro forma summary gives effect to actual operating results prior to the acquisition, and is adjusted to include the pro forma effect of interest expense on the debt used to finance the acquisitions, depreciation related to the revaluation of property, plant and equipment, amortization of the related goodwill and other identifiable intangible assets and income taxes. The pro forma results for the nine months ended December 31, 1999 include an amortization charge of $16,278 related to the one time adjustment to record the acquired Avery Berkel inventory at its estimated fair value. Also, the pro forma results for the nine months ended December 31, 2000 include a restructuring charge of $2,607 and integration related consulting fees of $3,000. No effect has been given to cost reductions or operating synergies in this presentation.

     Additionally, the pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

                                                         Nine Months Ended
                                                            December 31,
                                                        1999          2000

  Net sales                                           $ 280,053    $  247,057
                                                      ---------    ----------
  Loss before extraordinary loss                      $ (12,332)   $  (23,797)
                                                      ---------    ----------
  Loss before dividends on preferred member interest  $ (14,881)   $  (23,797)
                                                      ---------    ----------
  Net loss attributable to Members                    $ (15,706)   $  (24,622)
                                                      ---------    ----------


6.       Inventories

                                                     March 31,   December 31,
                                                       2000          2000

       Inventories, net consist of the following:
         Raw materials                               $  6,345      $ 11,558
         Work in process                                3,708        10,306
         Finished goods                                10,955        40,116
                                                     --------      --------
                                                     $ 21,008      $ 61,980
                                                     --------      --------


         In connection with the acquisition of Avery Berkel, the Company recorded a non-recurring inventory fair value adjustment of $16,278 to reflect the purchase of the Avery Berkel inventory at its estimated fair value. The total fair value adjustment was amortized through cost of revenues for the nine months ended December 31, 2000 ($765 in the quarter ended December 31, 2000, $13,107 in the quarter ended September 30, 2000, and $2,406 in the quarter ended June 30, 2000).

7.       Income Taxes

         The Company has recorded a tax benefit of $2,660 and $3,824 for the three and nine months ended December 31, 2000, respectively. The Parent is a limited liability company and is thus not directly subject to U.S. federal or state income taxes. For its subsidiaries in the United Kingdom, the Company recorded a net income tax benefit of $4,973 for the nine months ended December 31, 2000, primarily due to the benefit associated with the amortization of the inventory fair value adjustment. A tax provision of $1,149 was recorded for the nine months ended December 31, 2000 with respect to the Company's other foreign subsidiaries. No tax benefit has been recorded with respect to U.S. consolidated tax losses for the nine months ended December 31, 2000. During the three months and nine months ended December 31, 1999, the income tax expense of $446 and $1,109, respectively, was primarily attributable to the Company's United Kingdom and Canadian subsidiaries. For all periods, the Company has provided a valuation allowance against all net operating loss carryforwards and deductible temporary differences as the Company's operating results do not presently support an assertion that ultimate realization is more likely than not.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

8.   Comprehensive Income (Loss)

     Comprehensive income (loss) and its components are as follows:

                                                  Three Months Ended       Nine Months Ended
                                                      December 31,             December 31,
                                                    1999       2000         1999         2000
     Income (loss) before dividends on
       Preferred Member Interest                   $ 512    $ (13,437)    $  1,125    $ (34,120)
     Other comprehensive income (loss):
       Foreign currency translation adjustment      (263)         861         (347)      (1,633)
                                                   -----    ---------     --------    ---------
     Comprehensive income (loss)                   $ 249    $ (12,576)    $    778    $ (35,753)
                                                   -----    ---------     --------    ---------

9.   Segment Information

     Prior to the acquisition of Avery Berkel on June 13, 2000, the Company was organized for management purposes into three reportable business segments: the North American Industrial division, the European Industrial division and the Consumer division. The Company continued to evaluate the historical Weigh-Tronix operations within those reportable business segments during the six months ended September 30, 2000, however, the name of the European Industrial division was changed to Rest of the World Industrial. During the fiscal quarter ended September 30, 2000, the Company incorporated the operations of the historical Avery Berkel business into the Rest of the World Industrial division for management purposes.

     The Company evaluates performance and allocates resources based on operating income. The reporting segments follow the same accounting policies as Weigh-Tronix's consolidated financial statements as described in the annual audited consolidated financial statements. Following is a tabulation of the business segment information for each of the periods presented.

     Three months ended December 31,

                                       North         Rest of                    Corporate
                                     American         World                        and       Consolidated
                                    Industrial     Industrial     Consumer        Other         Total
                                   ------------   ------------   ----------    -----------   -------------
     1999
     External product revenues     $   13,871       $   4,234     $   6,926      $     --     $   25,031
     External service revenues          3,540           3,226            --            --          6,766
                                   ----------       ---------     ---------      --------     ----------
     Total external revenues           17,411           7,460         6,926            --         31,797

     Intersegment revenues                643              25            --            --            668
     Gross profit                       5,856           2,483         2,046            --         10,385
     Operating income (loss)            1,797             311           811          (716)         2,203

     2000
     External product revenues     $   12,479       $  27,193     $   6,984      $     --     $   46,656
     External service revenues          3,773          28,379            --            --         32,152
                                   ----------       ---------     ---------      --------     ----------
     Total external revenues           16,252          55,572         6,984            --         78,808

     Intersegment revenues                688              16            --            --            704
     Gross profit                       5,415          22,131         1,992            --         29,538
     Operating income (loss)              611          (5,056)          649        (1,154)        (4,950)

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

9.        Segment Information (Continued)

                                                 Nine months ended December 31,

                                       North         Rest of                     Corporate
                                     American         World                         and             Inter-     Consolidated
                                    Industrial     Industrial      Consumer        Other           Segment        Total
                                   ------------   ------------   -----------    -----------     ------------  --------------
       1999
       External product revenues    $  43,705     $   12,777     $   15,745     $        -                     $     72,227
       External service revenues       11,067          9,599              -              -                           20,666
                                    ---------     ----------     ----------     ----------                     ------------
       Total external revenues         54,772         22,376         15,745              -                           92,893
                                    ---------     ----------     ----------     ----------                     ------------

       Intersegment revenues            1,771             45              -              -                            1,816
       Gross profit                    18,259          7,253          4,687              -                           30,199
       Operating income (loss)          5,458          1,155          1,227         (1,452)                           6,388

       2000
       External product revenues    $  40,545      $  74,505     $   17,931     $        -                     $    132,981
       External service revenues       11,648         64,409              -              -                           76,057
                                    ---------     ----------     ----------     ----------                     ------------
       Total external revenues         52,193        138,914     $   17,931              -                          209,038
                                    ---------     ----------     ----------     ----------                     ------------

       Intersegment revenues            1,770             52                             -                            1,822
       Gross profit                    17,774         35,987          5,581              -                           59,342
       Operating income (loss)          3,989        (18,593)         1,652         (7,853)                         (20,805)

       March 31, 2000
       Long-lived assets               27,093         12,271          3,411          3,386             -             46,161
       Total assets                    65,934         26,363         14,048         87,117       (98,255)            95,207

       December 31, 2000
       Long-lived assets               27,441        124,555          3,167         16,062                          171,225
       Total assets                    96,847        276,850         13,676        501,289      (560,815)           327,847

       December 31, 1999
       Capital expenditures             1,422            598            187              -                            2,207

       December 31, 2000
       Capital expenditures             1,215          1,406            221              -                            2,842

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)


Segment Information (Continued)

     Net sales by customer location for the three and nine months ended December 31, 1999 and 2000 were as follows:

                          Three months ended         Nine months ended
                             December 31,                December 31,
                          1999         2000         1999          2000
Net revenues:
  United States        $  13,911    $  21,893    $  44,702    $   60,497
  United Kingdom           8,933       31,366       26,790        79,347
  Other                    8,953       25,549       21,401        69,194
                      ------------ ------------ ------------ -------------

                       $  31,797    $  78,808    $  92,893    $  209,038
                      ------------ ------------ ------------ -------------


         Long-lived assets by location as of March 31, 2000 and December 31, 2000 were as follows:

                                    March 31,     December 31,
                                      2000            2000
Long-lived assets:
  United States                    $   27,736     $   29,444
  United Kingdom                       17,192        136,740
  Other                                 1,233          5,041
                                  ------------   -------------

                                   $   46,161     $  171,225
                                  ------------   -------------

10.  Guarantors of Debt

     The following condensed consolidating financial statements present guarantor and non-guarantor financial position, results of operations and cash flows of the Company under the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the guarantor subsidiaries.

     Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Company, guarantor subsidiaries and non-guarantor subsidiaries are reflected in the eliminations column. The financial statements were prepared using the same consolidation policies as presented in Note 1 - Basis of Presentation. The provision (benefit) for income taxes for both guarantor and non-guarantor subsidiaries has been allocated on the basis of actual income before taxes earned or loss before taxes incurred by these subsidiaries. Management asserts that separate complete financial statements of the issuer and subsidiary guarantors of the Notes would not provide additional material information that would be useful in assessing the financial composition of the guarantors or the sufficiency of the guarantees.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

10.    Guarantors of Debt (Continued)

            Unaudited Consolidated Balance Sheets as of March 31, 200O

                                                                          Guarantor    Non-Guarantor
                                                              Parent    Subsidiaries   Subsidiaries   Eliminations     Total
     Assets
     Current assets:
          Cash and cash equivalents                         $     -      $    3,384      $     761    $       -      $    4,145
          Accounts receivable, net                                750        33,644            931        (13,648)       21,677
          Inventories, net                                        -          20,134            962            (88)       21,008
          Prepaid expenses and other current assets               -           1,292             27            -           1,319
          Deferred income taxes                                   -             897            -              -             897
                                                            ---------    ----------      ---------    -----------    ----------
              Total current assets                                750        59,351          2,681        (13,736)       49,046

     Property, plant and equipment, net                           -          24,299            326            -          24,625
     Intangibles, net                                             -          19,541            299            -          19,840
     Deferred financing costs, net                                992           673             10            -           1,675
     Investments in unconsolidated joint venture                  -              21            -              -              21
     Investment in subsidiaries                                10,916        14,367            -          (25,283)          -
     Intercompany receivables                                     -          55,557            -          (55,557)          -
                                                            ---------    ----------      ---------    -----------    ----------
              Total assets                                  $  12,658    $  173,809      $   3,316    $   (94,576)   $   95,207
                                                            =========    ==========      =========    ===========    ==========

     Liabilities, Mandatorily Redeemable
        Membership Interests and Members' Equity
     Current liabilities:
          Current portion of long-term                      $     -      $    3,300      $      50    $      (608)   $    2,742
          Accounts payable                                         75        22,840          1,361        (13,543)       10,733
          Accrued expenses                                        -          12,909             89            -          12,998
          Deferred service contract revenue                       -           2,021            -              -           2,021
                                                            ---------    ----------      ---------    -----------    ----------
              Total current liabilities                            75        41,070          1,500        (14,151)       28,494

     Long-term debt                                               -          54,672             44         (1,469)       53,247
     Other long-term obligations                                  -             130            -              -             130
     Deferred income taxes                                        -             753            -              -             753
     Intercompany loans                                           -          52,158          1,323        (53,481)          -
                                                            ---------    ----------      ---------    -----------    ----------
              Total liabilities                                    75       148,783          2,867        (69,101)       82,624

     Commitments and contingencies
     Mandatorily redeemable membership interests:
          Class A membership interests, subject to put
            option, at cost                                     1,139           -              -              -           1,139
          Class C membership interests, subject to put
            option, at fair value                               1,959           -              -              -           1,959
                                                            ---------    ----------      ---------    -----------    ----------
              Total mandatorily redeemable membership
                 interests                                      3,098           -              -              -           3,098

     Members' equity:
          Membership interests                                 14,100        28,513            372        (28,885)       14,100
          Additional paid-in capital                            1,012           -              -              -           1,012
          Subscription note receivable                            (75)          -              -              -             (75)
          Unearned compensation                                  (386)          -              -              -            (386)
          Retained earnings (accumulated deficit)              (4,556)       (2,953)            80          2,873        (4,556)
          Accumulated other comprehensive loss                   (610)         (534)            (3)           537          (610)
                                                            ---------    ----------      ---------    -----------    ----------
              Members' equity                                   9,485        25,026            449        (25,475)        9,485
                                                            ---------    ----------      ---------    -----------    ----------
              Total mandatorily redeemable membership
               interests and members' equity                   12,583        25,026            449        (25,475)       12,583
                                                            ---------    ----------      ---------    -----------    ----------
              Total liabilities, mandatorily redeemable
               membership interests and members' equity     $  12,658    $  173,809      $   3,316    $   (94,576)   $   95,207
                                                            =========    ==========      =========    ===========    ==========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)


                 Unaudited Consolidated Statements of Operations
                     for the Quarter Ended December 31, 1999


                                                                      Guarantor      Non-Guarantor
                                                          Parent     Subsidiaries     Subsidiaries    Eliminations      Total
Revenues:
Products                                                $      -     $ 26,275        $      573       $   (1,817)     $  25,031
Services                                                       -        6,649               117                -          6,766
                                                        ----------  --------------  ---------------  --------------  -----------
Total revenues                                                 -       32,924               690           (1,817)        31,797

Cost of revenues:
Cost of products                                               -       18,236               387           (1,817)        16,806
Cost of services                                               -        4,520                86                -          4,606
                                                        ----------  --------------  ---------------  --------------  -----------
Total cost of revenues                                         -       22,756               473           (1,817)        21,412
                                                        ----------  --------------  ---------------  --------------  -----------
Gross profit                                                   -       10,168               217                -         10,385


Operating expenses:
Selling, general and administrative                           49        7,311               177                -          7,537
Depreciation and amortization                                  -          620                25                -            645
                                                        ----------  --------------  ---------------  --------------  -----------
Operating income (loss)                                      (49)       2,237                15                -          2,203


Interest expense                                              40        1,361                16                -          1,417
Interest income                                                -          (59)                -                -            (59)
(Gain) loss on foreign currency                                -          (60)               21                -            (39)
Other expense, net                                             -          (84)              (27)               -           (111)
Equity in loss of unconsolidated joint venture                 -           37                 -                -             37
Equity in income of consolidated subsidiaries               (601)           -                 -              601              -
                                                        ----------  --------------  ---------------  --------------  -----------
Income (loss) before provision for income taxes              512        1,042                 5             (601)           958

Provision for income taxes                                     -          446                 -                -            446
                                                        ----------  --------------  ---------------  --------------  -----------
Net income (loss) available (attributable) to
Members                                                 $    512     $    596        $        5             (601)           512
                                                        ----------  --------------  ---------------  --------------  -----------

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

10.  Guarantors of Debt (Continued)

           Unaudited Consolidated Statements of Operations for the Nine Months Ended December 31, 1999

                                                                          Guarantor        Non-
                                                                                         Guarantor
                                                              Parent    Subsidiaries   Subsidiaries   Eliminations    Total
Revenues:
 Products                                                    $     --      $ 75,688      $  1,288      $ (4,749)     $ 72,227
 Services                                                          --        20,372           294            --        20,666
                                                             --------      --------      --------      --------      --------

    Total revenues                                                 --        96,060         1,582        (4,749)       92,893

Cost of revenues:
 Cost of products                                                  --        52,421           850        (4,661)       48,610
 Cost of services                                                  --        13,845           239            --        14,084
                                                             --------      --------      --------      --------      --------
    Total cost of revenues                                         --        66,266         1,089        (4,661)       62,694
                                                             --------      --------      --------      --------      --------

    Gross profit                                                   --        29,794           493           (88)       30,199

Operating expenses:
 Selling, general and administrative                              139        21,032           556            --        21,727
 Depreciation and amortization                                     --         2,022            62            --         2,084
                                                             --------      --------      --------      --------      --------

    Operating income (loss)                                      (139)        6,740          (125)          (88)        6,388

Interest expense                                                  120         4,381            47            --         4,548
Interest income                                                    --           (81)           --            --           (81)
Gain on foreign currency                                           --          (118)           --            --          (118)
Other income, net                                                  --          (220)          (27)           --          (247)
Equity in loss of unconsolidated joint venture                     --            52            --            --            52
Equity in income of consolidated subsidiaries                  (1,384)           --            --         1,384            --
                                                             --------      --------      --------      --------      --------

    Income (loss) before provision for income taxes             1,125         2,726          (145)       (1,472)        2,234

Provision for income taxes                                                    1,109                                     1,109
                                                             --------      --------      --------      --------      --------
    Net income (loss) available (attributable) to
    Members                                                  $  1,125      $  1,617      $   (145)     $ (1,472)     $  1,125
                                                             --------      --------      --------      --------      --------

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)


10.  Guarantors of Debt (Continued)


              Unaudited Consolidated Condensed Statements of Cash Flows
                         for the Nine Months Ended December 31, 1999

                                                                        Guarantor    Non-Guarantor

                                                           Parent     Subsidiaries   Subsidiaries     Eliminations     Total
Net cash provided by operating activities                 $     --     $   3,946     $     (23)        $      5         3,928

Cash flows from investing activities:
   Expenditures for property and equipment                      --        (2,173)          (34)              --        (2,207)
   Proceeds from sales of property and equipment                --            78                             --            78
   Acquisition of businesses, net of cash acquired              --        (2,127)         (118)              --        (2,245)
   Loan to joint venture                                        --           (60)           --               --           (60)
                                                          --------     ---------     ---------         --------      --------

     Net cash used in investing activities                      --        (4,282)         (152)              --        (4,434)

Cash flows from financing activities:
   Proceeds from former senior debt                             --         7,192                             --         7,192
   Payments made on former senior debt                          --        (8,684)                            --        (8,684)
   Payments made on capital lease obligations                                 (3)          (11)                           (14)
   Intercompany loans                                           --           (20)           20               --            --
                                                          --------     ---------     ---------         --------      --------
     Net cash used in financing activities                      --        (1,515)            9               --        (1,506)

Effect of exchange rates on cash and cash equivalents           --            21             6               (5)           22
                                                          --------     ---------     ---------         --------      --------
Net decrease in cash and cash equivalents                       --        (1,830)         (160)              (0)       (1,990)

Cash and cash equivalents, beginning of the period              --         3,431           247                0         3,678
                                                          --------     ---------     ---------         --------      --------
Cash and cash equivalents, end of the period               $    --     $   1,601     $      87               --         1,688
                                                          --------     ---------     ---------         --------      --------

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

     10   Guarantors of Debt (Continued)

           Unaudited Consolidated Balance Sheets as of December 31, 200O

                                                                       Guarantor      Non-Guarantor
                                                           Parent     Subsidiaries    Subsidiaries    Elimination      Total
   Assets
   Current assets:
        Cash and cash equivalents                                      $    4,670       $    3,891    $      -       $    8,561
        Accounts receivable, net                               744         84,781           26,573       (41,357)        70,741
        Inventories, net                                       -           49,463           12,605           (88)        61,980
        Prepaid expenses and other current assets                           7,131            4,571           -           11,702
        Deferred income taxes                                  -            3,638              -             -            3,638
                                                         ---------     ----------       ----------    ----------     ----------
             Total current assets                              744        149,683           47,640       (41,445)       156,622

   Property, plant and equipment, net                          -           45,839            3,997           -           49,836
   Intangibles, net                                          1,167        105,153              253           -          106,573
   Deferred financing costs, net                               -           10,809              -             -           10,809
   Investments in unconsolidated joint ventures                -              701            3,306           -            4,007
   Investment in subsidiaries                               27,783        212,721                -      (240,504)           -
   Intercompany receivables                                    -          173,796           25,507      (199,303)           -
                                                         ---------     ----------       ----------    ----------     ----------
             Total assets                                $  29,694     $  698,702       $   80,703    $ (481,252)    $  327,847
                                                         =========     ==========       ==========    ==========     ==========
   Liabilities, Mandatorily Redeemable
        Membership Interest and Members' Equity
   Current liabilities:
          Current portion of long-term debt              $     -       $    3,000       $       32    $      -       $    3,032
          Accounts payable                                     -           52,019           14,526       (41,071)        25,474
          Accrued expenses                                     -           20,456           10,403           -           30,859
          Deferred service contract revenue                    -           10,836            4,426           -           15,262
                                                         ---------     ----------       ----------    ----------     ----------
             Total current liabilities                         -           86,311           29,387       (41,071)        74,627

   Long-term debt                                              -          203,510               31           -          203,541
   Other long-term obligations                                 -              180            5,125           -            5,305
   Deferred income taxes                                       -           14,886           (2,715)          -           12,171
   Intercompany loans                                          995        197,343            1,339      (199,677)           -
                                                         ---------     ----------       ----------    ----------     ----------
             Total liabilities                                 995        502,230           33,167      (240,748)       295,644

   Commitments and contingencies
   Minority interest                                           -            3,504              -             -            3,504
   Mandatorily redeemable membership interests:
          Class A membership interests, subject to put
          option, at cost                                    1,139            -                -             -            1,139
          Class C membership interests, subject to put option
          at fair value                                        -              -                -             -              -
          Preferred member interests, including accrued
          dividends of $596                                  9,856            -                -             -            9,856
                                                         ---------     ----------       ----------    ----------     ----------
             Total mandatorily redeemable membership
               interests                                    10,995            -                -             -           10,995

   Members' equity:
          Share capital                                        -          207,667           51,065      (258,732)           -
          Membership interests                              54,410         18,354              372       (18,726)        54,410
          Additional paid-in capital                         5,438            -                -             -            5,438
          Subscription note receivable                        (380)           -                -             -             (380)
          Unearned compensation                               (249)           -                -             -             (249)
          Accumulated deficit                              (39,272)       (30,036)          (3,906)       33,942        (39,272)
          Accumulated other comprehensive income (loss)     (2,243)        (3,017)               5         3,012         (2,243)
                                                         ---------     ----------       ----------    ----------     ----------
             Members' equity                                17,704        192,968           47,536      (240,504)        17,704
                                                         ---------     ----------       ----------    ----------     ----------
             Total mandatorily redeemable membership
               interests and members' equity                28,699        192,968           47,536      (240,504)        28,699
                                                         ---------     ----------       ----------    ----------     ----------
             Total liabilities mandatorily redeemable
               membership interest and members' equity   $  29,694     $  698,702       $   80,703    $ (481,252)    $  327,847
                                                         =========     ==========       ==========    ==========     ==========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)


   10.   Guarantors of Debt (Continued)

               Unaudited Consolidated Statements of Operations
                    for the Quarter Ended December 31, 2000

                                                                             Guarantor   Non-Guarantor
                                                                Parent     Subsidiaries  Subsidiaries   Eliminations     Total
     Revenues:
       Products                                               $      --      $  41,954     $ 10,586       $ (5,884)     $ 46,656
       Services                                                      --         27,199        6,052         (1,099)       32,152
                                                              ---------      ---------     --------       --------      --------

          Total revenues                                             --         69,153       16,638         (6,983)       78,808

     Cost of revenues:
       Cost of products                                              --         33,529        8,723         (5,884)       36,368
       Cost of services                                              --         11,061        2,940         (1,099)       12,902
                                                              ---------      ---------     --------       --------      --------
          Total cost of revenues                                     --         44,590       11,663         (6,983)       49,270
                                                              ---------      ---------     --------       --------      --------

          Gross profit                                               --         24,563        4,975             --        29,538

     Operating expenses:
       Selling, general and administrative                          269         24,428        4,998             --        29,695
       Depreciation and amortization                                 15          3,919          191             --         4,125
       Restructuring charge                                          --            668           --             --           668
                                                              ---------      ---------     --------       --------      --------

          Operating loss                                           (284)        (4,452)        (214)            --        (4,950)

     Interest expense                                                --          6,616           43           (121)        6,538
     Interest income                                                 (3)           (55)        (103)           121           (40)
     (Gain) loss on foreign currency                                 --          4,636          (43)            --         4,593
     Other expense, net                                              --            273          (66)            --           207
     Equity in (income) of unconsolidated joint ventures             --           (251)          --             --          (251)
     Equity in loss of consolidated subsidiaries                 13,156             --           --        (13,156)           --
                                                              ---------      ---------     --------       --------      --------

         Loss before provision (benefit) for income
           taxes and minority interests in loss of subsidiary   (13,437)       (15,671)         (45)        13,156       (15,997)

     Provision (benefit) for income taxes                            --         (2,434)        (226)            --        (2,660)
     Minority interest in loss of subsidiary                         --            102           (2)            --           100
                                                              ---------      ---------     --------       --------      --------

          Loss before dividends on preferred member interest    (13,437)       (13,339)         183         13,156       (13,437)

     12% dividends accrued on preferred member interest             266             --           --             --           266
                                                              ---------      ---------     --------       --------      --------

          Net loss attributable to Members                    $ (13,703)     $ (13,339)    $    183       $ 13,156      $(13,703)
                                                              =========      =========     ========       ========      ========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)

10. Guarantors of Debt (Continued)

                Unaudited Consolidated Statements of Operations
                  for the Nine Months Ended December 31, 200O

                                                                       Guarantor    Non-Guarantor
                                                         Parent      Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
     Products                                           $      -      $  120,788      $  25,967   $  (13,774)    $  132,981
     Services                                                  -          62,423         15,781       (2,147)        76,057
                                                        ----------    ----------      ---------   ----------     ----------
          Total revenues                                       -         183,211         41,748      (15,921)       209,038

Cost of revenues:
     Cost of products                                          -          97,162         22,736      (13,774)       106,124
     Cost of services                                          -          35,888          9,831       (2,147)        43,572
                                                        ----------    ----------      ---------   ----------     ----------
          Total cost of revenues                               -         133,050         32,567      (15,921)       149,696
                                                        ----------    ----------      ---------   ----------     ----------

          Gross profit                                         -          50,161          9,181          -           59,342

Operating expenses:
     Selling, general and administrative                     2,029        53,675         12,609          -           68,313
     Depreciation and amortization                              33         8,708            486          -            9,227
     Restructuring charge                                      -           2,607                         -            2,607
                                                        ----------    ----------      ---------   ----------     ----------
          Operating loss                                    (2,062)      (14,829)        (3,914)         -          (20,805)

Interest expense                                                41        14,874            201         (284)        14,832
Interest  income                                                (3)         (156)          (369)         284           (244)
(Gain) loss on foreign currency                                -            (129)            75          -              (54)
Other expense, net                                             -             302            (66)         -              236
Equity in (income) of consolidated joint ventures              -            (282)                        -             (282)
Equity in loss of consolidated subsidiaries                 31,069                                   (31,069)           -
                                                        ----------    ----------      ---------   ----------     ----------

          Loss before provision (benefit) for
           income taxes, minority interest in
           income of subsidiary and extraordinary
           loss                                            (33,169)      (29,438)        (3,755)      31,069        (35,293)

Provision (benefit) for income taxes                                      (4,045)           221          -           (3,824)
Minority interest in income of subsidiary                                    102            -            -              102
                                                        ----------    ----------      ---------   ----------     ----------

          Loss before extraordinary loss                   (33,169)      (25,495)        (3,976)      31,069        (31,571)

Extraordinary loss, net of income tax
  benefit of $66                                              (951)       (1,588)           (10)         -           (2,549)
                                                        ----------    ----------      ---------   ----------     ----------
          Loss before dividends on preferred
           member interest                                 (34,120)      (27,083)        (3,986)      31,069        (34,120)

12% dividends accrued on preferred member
  interest                                                     596           -              -            -              596
                                                        ----------    ----------      ---------   ----------     ----------
          Net loss attributable to Members              $  (34,716)   $  (27,083)     $  (3,986)  $   31,069     $  (34,716)
                                                        ==========    ==========      =========   ==========     ==========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)


         10 .    Guarantors of Debt (Continued)

         Unaudited Consolidated Condensed Statements of Cash Flows For the Nine Months Ended December 31, 2000

                                                                         Guarantor     Non-Guarantor
                                                           Parent      Subsidiaries    Subsidiaries    Eliminations       Total
        Net cash used in operating activities           $     (290)   $   (15,836)      $   (1,630)                    $  (17,756)

     Expenditures for property and equipment                               (2,401)            (441)              -         (2,842)
     Proceeds from sales of property and equipment                            256              109               -            365
     Acquisition of businesses, net of cash acquired                     (163,783)                               -       (163,783)
                                                        ----------    -----------       ----------       ----------    ----------

        Net cash used in investing activities                   -        (165,928)            (332)              -       (166,260)


     Payments made on former senior debt                                  (40,487)                               -        (40,487)
     Payments made on former senior subordinated notes                    (16,044)                               -        (16,044)
     Proceeds from term loans related to the Senior
        Credit Agreement                                                   70,000                                -         70,000
     Proceeds from the revolving credit portion of the
        Senior Credit Agreement                                            45,530                                -         45,530
     Proceeds from the Senior Subordinated Notes
        due June 1, 2010                                                   95,891                                -         95,891
     Payments made on the Senior Credit Agreement                          (2,900)                               -         (2,900)
     Proceeds from membership interests                     39,536             -                                 -         39,536
     Proceeds from preferred member interest                 9,260             -                                 -          9,260
     Payments made on capital lease obligations                                                (25)              -            (25)
     Deferred financing costs                                             (11,739)                               -        (11,739)
     Intercompany loans                                    (48,506)        42,203            6,303               -             -
                                                        ----------    -----------       ----------       ----------    ----------
        Net cash provided by financing activities              290        182,454            6,278               -        189,022

        Effect of exchange rates on cash and cash
        equivalents                                                           (56)            (565)              31          (590)
                                                        ----------    -----------       ----------       ----------    ----------
        Net increase in cash and cash equivalents               -             634            3,751               31         4,416

        Cash and cash equivalents, beginning of
        the period                                              -           4,036              140              (31)        4,145
                                                        ----------    -----------       ----------       ----------    ----------
        Cash and cash equivalents, end of period        $       -     $     4,670       $    3,891       $       -     $    8,561
                                                        ==========    ===========       ==========       ==========    ==========


         11 .    Subsequent Event

On February 16, 2001, the Company and its lenders executed a second amendment to the Senior Credit Agreement. The amendment includes revisions to financial covenants included in the Senior Credit Agreement effective for the quarter ended December 31, 2000 as well as for each of the quarters in the year ending March 31, 2002. In addition to amending its existing covenants, the Company must also achieve minimum levels of Cumulative EBITDA for each quarter up to the quarter ending March 31, 2002. Also, restrictions were placed on the Company's ability to use cash generated from the sales of assets.

The interest rates on the senior credit facility were increased by 0.5%, effective from the date of the amendment, and the Company was charged an administrative fee of 0.25% of the full amount of its senior credit facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
           THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2000

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

General


This report on Form 10-Q includes forward-looking statements, including, in particular, statements about the Company's plans, strategies, and prospects, which are in some cases identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," or "estimate." These forward-looking statements are based upon the Company's current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions that relate to, among other things:

        . the Company's anticipated growth strategies;
        . the Company's expected internal growth;
        . the Company's intention to introduce new products;
        . technological advances;
        . currency fluctuations;
        . anticipated industry trends and conditions, including regulatory reform;
        . the Company's expected future capital needs; and . the Company's ability to compete in the future.

The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur. Although the Company believes that plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it can give no assurance that they will be achieved.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein and the Company's Registration Statement on Form S-4 dated November 13, 2000 that contains the most recent audited consolidated financial statements and management's discussion and analysis of financial condition and results of operations for the year ended March 31, 2000.

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Operating results for the nine months and the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

Strategic Acquisitions and Investments

     On June 13, 2000, Weigh-Tronix, LLC (the "Company" or "Weigh-Tronix") acquired from Marconi plc 100% of the share capital of each of GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel"), (together "Avery Berkel") for (Pounds)70.0 million and (Pounds)35.0 million, respectively, less customary purchase price adjustments based on the closing net assets of Avery Berkel, and a purchase price reduction based on unfunded pension liabilities of the Avery Berkel Group at the completion of the transaction, plus the direct costs of the acquisition.

     The merger has been accounted for as a purchase. Under the purchase method of accounting, the merger consideration has been allocated to the assets and liabilities of Avery Berkel based on their respective fair values as of June 13, 2000 based on valuations and other studies that are still in progress. A preliminary allocation of the merger consideration has been made at December 31, 2000 to major categories of assets and liabilities. Restructuring liabilities of approximately $8.9 million have been recorded in accordance with EITF 95-3. The Company has not yet finalized its business integration plans for the Avery Berkel acquisition and accordingly, purchase accounting liabilities are subject to revision in future quarters. The goodwill associated with the Avery Berkel acquisition and the related amortization and its effect on operating income will be impacted by the finalization of these purchase accounting adjustments.

     Included in the Company's consolidated results from operations for the nine months ended December 31, 2000 are the post-acquisition results of operations of Avery Berkel that totals six months and 17 days. The results from operations for the nine months ended December 31, 2000 have been affected by the amortization of goodwill and other intangibles associated with the acquisition. In addition, the Company recorded a non-recurring inventory fair value adjustment of $16.3 million to reflect the purchase of the Avery Berkel inventory at its estimated fair value. This adjustment was amortized through cost of revenues in the post acquisition period ended December 31, 2000.

     Simultaneous with the completion of the merger, the Company re-financed its existing indebtedness. The merger and re-financing were funded by: cash totaling $99.0 million under a $120.0 million Senior Credit Agreement; $95.9 million of proceeds from the issuance of (Euro)100 million of 12 1/2% senior subordinated notes due June 1, 2010 (the "Notes"); $39.5 million in cash from the subscription of Berkshire Partners, management and other investors for ownership interests issued in a private placement by Weigh-Tronix, LLC; and $9.3 million in cash from the subscription by Marconi plc for pay-in-kind preferred member interests which were issued in a private placement by Weigh-Tronix LLC.


Results of Operations

     The following discussion compares the results of operations for the nine months and the three months ended December 31, 2000 with the nine months and the three months ended December 31, 1999, respectively.

     Prior to the Acquisition of Avery Berkel on June 13, 2000, Weigh-Tronix was organized for management purposes into three reportable business segments: the North American Industrial division; the European Industrial division; and the Consumer division. The Company continued to manage and monitor the historical Weigh-Tronix operations within those reportable business segments during the nine months ended December 31, 2000. However, the name of the European Industrial Division was changed to the Rest of the World Industrial Division. The operations of Avery Berkel have been incorporated into the results of the Rest of the World Industrial Division for management purposes.

     The North American Industrial division manufactures and markets industrial, agricultural and postal weighing systems as well as force measurement products throughout the U.S. and Canada. The industrial products manufactured by the division are primarily electronics-based in nature and sales are made indirectly through a series of distributors who maintain their own service centers.

     The Rest of the World Industrial division manufactures and distributes retail and industrial scales primarily in the U.K. In addition, the division sells mechanical scales primarily to countries in emerging markets. In the U.K., sales are mainly through a dedicated sales force while sales in other countries are through both direct sales forces in subsidiary companies, and through distributors. The division also has a large service revenue base in the U.K. Outside of the U.K. this division has substantive operations in India, South Africa and continental Europe.

     The Consumer division distributes residential scales and other home products to the consumer sector primarily in the U.K., Europe, the U.S. and Canada. The Company believes that the division has the leading market share position in the U.K.

The nine months ended December 31 2000 versus the nine months ended December 31 1999.


     The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the unaudited financial statements attached hereto.


                                            Nine months   Nine months
                                               Ended         Ended
Income Statement Data:                      December 31,  December 31,
---------------------
                                                1999          2000
Revenues.................................      100.0%        100.0%
Cost of revenues.........................       67.5          71.6
                                               -----         -----
 Gross profit (1)........................       32.5          28.4
Operating expenses:
Selling, general and administrative......       23.4          33.9
Depreciation and amortization............        2.2           4.4
                                               -----         -----
 Operating income (loss).................        6.9         (10.0)
                                               =====         =====


(1) Gross profit for the nine months ended December 31, 2000 reflects higher cost of sales due to the amortization charge of $16.3 million relating to an inventory fair value adjustment recorded in connection with the acquisition of Avery Berkel on June 13, 2000 (the "inventory fair value adjustment"). The amortization charge represents the inventory fair value adjustment relating to the Avery Berkel inventory that was sold subsequent to June 13, 2000 but before December 31, 2000.

______________

Revenues

     Revenues increased by $116.1 million, or 125.1%, from $92.9 million for the nine months ended December 31, 1999 to $209.0 million for the nine months ended December 31, 2000. The increase comprised: (1) the impact of the operations of Avery Berkel, included in the Rest of the World Industrial segment; (2) a decrease in net sales in the North American Industrial business of $2.6 million or 4.7% to $52.2 million from $54.8 million for the nine months ended December 31, 1999; and (3) an increase in the net sales of the Consumer business of $2.2 million or 13.9%, to $17.9 million in the nine months ended December 31, 2000 from $15.7 million for the nine months ended December 31, 1999.

     In the Rest of the World Industrial segment, the operations of Salter Weigh-Tronix, previously located in West Bromwich in the UK, have now been integrated with Avery Berkel.

     The decrease in revenues in the North American Industrial business was largely attributable to: (1) an increase in medium industrial and truck scales of $0.5 million, offset by (2) reduced revenues from postal scales of approximately $2.1 million.

     The increase in revenues in the Consumer business was primarily attributable to: (1) increased revenues from North America, with the consumer business gaining several large customers in the U.S. and Canada; and (2) increased demand from key accounts in continental Europe leading to increased local currency sales, partially offset by unfavorable foreign exchange rates.

Gross profit

     Gross profit increased $29.1 million, or 96.5%, from $30.2 million in the nine months ended December 31, 1999 to $59.3 million in the nine months ended December 31, 2000. The primary reason for the increase in gross profit in the nine months ended December 31, 2000 was the impact of the operations of Avery Berkel, included in the Rest of the World Industrial operating results. As a percentage of revenues, gross profit was 28.4% (36.2% excluding the impact of the inventory fair adjustment) in the nine months ended December 31, 2000 compared to 32.5% in the nine months ended December 31, 1999.

     Gross profit in the North American Industrial business decreased $0.5 million, or 2.7%, from $18.3 million in the nine months ended December 31, 1999 to $17.8 million in the nine months ended December 31, 2000. As a percentage of revenues, gross profit was 34.1% in the nine months ended December 31, 2000 compared to 33.3% in the nine months ended December 31, 1999. The increase in the gross profit percentage was primarily attributable to improved sales mix in the nine months ended December 31, 2000.

     Gross profit in the Rest of the World Industrial business increased from $7.3 million in the nine months ended December 31, 1999 to $36.0 million in the nine months ended December 31, 2000. As a percentage of revenues, gross profit was 25.9% (37.6% excluding the impact of the inventory fair value adjustment) in the nine months ended December 31, 2000 compared to 32.4% in the nine months ended December 31, 1999.

     Gross profit in the Consumer business increased $0.9 million, or 19.1%, from $4.7 million in the nine months ended December 31, 1999 to $5.6 million in the nine months ended December 31, 2000. As a percentage of revenues, gross profit for the Consumer business was 31.1% in the nine months ended December 31, 2000 compared to 29.8% in the nine months ended December 31, 1999. The increase in gross profit was offset partially by unfavorable foreign exchange rates.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the nine months ended December 31, 2000 increased by $46.6 million, or 214.4%, from $21.7 million to $68.3 million. As a percentage of revenues, selling, general and administrative expenses excluding restructuring charges were 32.7% for the nine months ended December 31, 2000 compared to 23.4% in the nine months ended December 31, 1999. The increase in selling, general and administrative costs during the nine months ended December 31, 2000 was primarily due to the impact of: (1) six months and 17 days of operations of Avery Berkel; and (2) consulting fees and other integration costs. In addition, unfavorable exchange rates resulted in higher reported selling, general and administrative expenses in the nine months ended December 31, 2000 than in the nine months ended December 31, 1999.

Depreciation and amortization

     Depreciation and amortization expense increased $7.1 million, or 342.8%, from $2.1 million for the nine months ended December 31, 1999 to $9.2 million for the nine months ended December 31, 2000. The increase was primarily attributable to the impact of six months and 17 days of additional Avery Berkel depreciation and amortization as well as the amortization of goodwill recorded as a result of the acquisition of Avery Berkel.

Restructuring charge

     A restructuring charge of $2.6 million has been recorded in the nine months ended December 31, 2000 in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This charge relates to the restructuring of Weigh-Tronix's UK operations following the acquisition of Avery Berkel.

Operating income (loss)

     As a result of the factors discussed above, operating income decreased by $27.2 million from operating income of $6.4 million for the nine months ended December 31, 1999 to an operating loss of $20.8 million for the nine months ended December 31, 2000.

Interest expense

     Interest expense for the nine months ended December 31, 2000 increased by $10.3 million or 226.1% from interest expense of $4.5 million for the nine months ended December 31, 1999 to interest expense of $14.8 million for the nine months ended December 31, 2000. The increase was primarily attributable to the impact of higher debt levels during the nine months ended December 31, 2000 following the re-financing of the Company's debt and the acquisition of Avery Berkel.

Provision for income taxes

     Weigh-Tronix, LLC made provisions for income taxes of $1.1 million in the nine months ended December 31, 1999 as compared to a benefit of $3.8 million in the nine months ended December 31, 2000. The provision for the nine months ended December 31, 1999 reflects an effective tax rate of 49.6% based on pretax income of $2.2 million. The difference between the U.S. federal statutory rate of 34.0% and the effective rate of 49.6% is mostly attributable to losses generated in the UK against which valuation allowances were recorded, offsetting profits in the US subsidiaries. The benefit recorded for the nine months ended December 31, 2000 reflects an effective tax rate of 10.8% based on the pretax loss of $35.3 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 10.8% is primarily attributable to: (1) the rate differential between the higher U.S. subsidiaries rate and the lower overall non - U.S. subsidiaries rate; and (2) the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

Extraordinary item, net of tax

     This amount represents a prepayment penalty fee related to the early repayment of the subordinated notes due May 1, 2005 and 2006 as a result of the acquisition of Avery Berkel and the related re-financing of indebtedness; and the write-off of deferred financing costs relating to the debt extinguished.

Three months ended December 31, 2000 compared with the three months ended December 31, 1999

     The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the unaudited financial statements attached hereto.


                                              Three Months      Three Months
                                                 Ended             Ended
Income Statement Data:                         December 31,      December 31,
----------------------                            1999              2000

Revenues.................................        100.0%            100.0%
Cost of revenues.........................         67.3              62.5
                                                 -----             -----
 Gross profit (1)........................         32.7              37.5
Operating expenses:
Selling, general and administrative......         23.7              38.5
Depreciation and amortization............          2.0               5.2
                                                 -----             -----
 Operating income (loss).................          6.9              (6.3)
                                                 =====             =====


(1) Gross profit for the three months ended December 31, 2000 reflects higher cost of sales due to the amortization charge of $0.8 million relating to the $16.3 million inventory fair value adjustment recorded in connection with the acquisition of Avery Berkel on June 13, 2000 (the "inventory fair value adjustment"). The amortization charge in the three months represents the portion of the inventory fair value adjustment relating to the Avery Berkel inventory that was sold subsequent to September 30, 2000 but before December 31, 2000.

_________________

Revenues

     Revenues increased by $47.0 million, or 147.8%, from $31.8 million for the three months ended December 31, 1999 to $78.8 million for the three months ended December 31, 2000. The increase comprised: (1) the impact of three months of operations of Avery Berkel, included in the Rest of the World Industrial operating results; (2) a decrease in net sales in the North American Industrial business of $1.2 million or 6.7% to $16.3 million for the three months ended December 31, 2000 from $17.4 million for the three months ended December 31, 1999; and (3) an increase in the net sales of the Consumer business of $0.1 million or 0.8%, to $7.0 million in the three months ended December 31, 2000 from $6.9 million for the three months ended December 31, 1999.

     In the Rest of the World Industrial segment, the operations of Salter Weigh-Tronix, previously located in West Bromwich in the UK, have now been integrated with Avery Berkel.

     The decrease in revenues in the North American Industrial business was largely attributable to increased service sales of $0.2 million, offset by reduced revenues of postal scales of $0.9 million and of medium industrial scales of approximately $0.2 million.

     The increase in revenues in the Consumer business was primarily attributable to: (1) increased revenues from North America, with the consumer business gaining several large customers in the U.S. and Canada; and (2) increased demand from key accounts in continental Europe leading to increased local currency sales, partially offset by unfavorable foreign exchange rates.

Gross profit

     Gross profit increased $19.2 million, or 184.4%, from $10.4 million in the three months ended December 31, 1999 to $29.5 million in the three months ended December 31, 2000. The primary reason for the increase in gross profit in the three months ended December 31, 2000 was the impact of three months of operations of Avery Berkel, included in the Rest of the World Industrial operating results. As a percentage of revenues, gross profit was 37.5% in the three months ended December 31, 2000 compared to 32.7% in the three months ended December 31, 1999. Gross profit in the North American Industrial business decreased $0.5 million, or 7.5%, from $5.9 million in the three months ended December 31, 1999 to $5.4 million in the three months ended December 31, 2000. As a percentage of revenues, gross profit was 33.3% in the three months ended December 31, 2000 compared to 33.6% in the three months ended December 31, 1999. Gross profit in the Rest of the World Industrial business, increased $19.6 million or 791.3% from $2.5 million in the three months ended December 31, 1999 to $22.1 million in the three months ended December 31, 2000. The primary reasons for the increase in gross profit were: (1) the acquisition of Avery Berkel; (2) the adverse overhead absorption resulting from reduction of inventory levels; and (3) gross profit being reported after charging the amortization of the inventory step-up for the three months ended December 31, 2000 that amounted to $0.8 million. Excluding the amortization of the inventory fair value adjustment, the Rest of the World Industrial gross profit for the three months ended December 31, 2000 was $22.6 million, or 41.3% Gross profit in the Consumer business for the three months ended December 31, 2000 remained unchanged from $2.0 million for the three months ended December 31, 1999. As a percentage of revenues, gross profit for the Consumer business was 28.5% in the three months ended December 31, 2000 compared to 29.5% in the three months ended December 31, 1999. The decrease in gross profit as a percentage of revenue was primarily attributable to unfavorable exchange rates.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the three months ended December 31, 2000 increased by $22.2 million, or 294.0%, from $7.5 million to $29.7 million. As a percentage of revenues, selling, general and administrative expenses excluding restructuring charges were 37.7% for the three months ended December 31, 2000 compared to 23.7% in the three months ended December 31, 1999. The increase in selling, general and administrative costs during the three months ended December 31, 2000 was primarily due to the impact of: (1) three months of selling, general and administrative expenses of Avery Berkel included in the Rest of the World Industrial operating results; (2) consulting fees and other integration costs and (3) unfavorable exchange rate movements.

Depreciation and amortization

     Depreciation and amortization expense increased $3.5 million, or 539.5%, from $0.6 million for the three months ended December 31, 1999 to $4.1 million for the three months ended December 31, 2000. The increase was primarily attributable to the impact of additional depreciation and amortization related to Avery Berkel.

Restructuring charge

     A restructuring charge of $0.7 million has been recorded in the three months ended December 31, 2000 in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This charge relates to the restructuring of Weigh-Tronix's UK operations following the acquisition of Avery Berkel.

Operating income (loss)

     As a result of the factors discussed above, operating income decreased by $7.2 million from operating income of $2.2 million for the three months ended December 31, 1999 to an operating loss of $5.0 million for the three months ended December 31, 2000.

Interest expense

     Interest expense for the three months ended December 31, 2000 increased by $5.1 million or 361.4% from interest expense of $1.4 million for the three months ended December 31, 1999 to interest expense of $6.5 million for the three months ended December 31, 2000. The increase was primarily attributable to the impact of higher debt levels during the three months ended December 31, 2000 following the re-financing of the Company's debt and the acquisition of Avery Berkel.

(Gain) loss on foreign currency

     Foreign currency loss for the three months ended December 31, 2000 increased to $4.6 million from a $0.1 million net gain for the three months ended December 31, 1999. The increase was attributable to a foreign exchange loss on the book value of the senior subordinated notes.

Provision for income taxes

     Weigh-Tronix, LLC made provisions for income taxes of $0.4 million in the three months ended December 31, 1999 as compared to a benefit of $2.7 million in the three months ended December 31, 2000. The provision for the three months ended December 31, 1999 reflects an effective tax rate of 46.5% based on pretax income of $1.0 million. The difference between the U.S. federal statutory rate of 34.0% and the effective rate of 46.5% is mostly attributable to losses generated in the UK against which valuation allowances were recorded, offsetting profits in the US subsidiaries. The benefit recorded for the three months ended December 31, 2000 reflects an effective tax rate of 16.7% based on the pretax loss of $16.0 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 16.7% is primarily attributable to: (1) the rate differential between the higher U.S. subsidiaries rate and the lower overall non - U.S. subsidiaries rate; and (2) the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

External Factors Affecting the Company's Results of Operations

     The Company is subject to currency translation risk and, to a lesser extent, currency transaction risk. Currency translation risk exists because the Company measures and records the financial condition and results of operations of each of its subsidiaries in their local currency, but must translate the local currency amounts into U.S. dollars for U.S. GAAP financial reporting purposes.

     The Company also incurs currency transaction risk whenever one of its subsidiaries enters into a transaction that is denominated in a currency other than its functional currency. The majority of the Company's revenue, operating expenses and cash flows are denominated in sterling and U.S. dollars. Consequently, the Company will be subject to currency transaction risk relating to the Notes, if sterling or the U.S. dollar were to weaken relative to the euro.

Fluctuations in Interest Rates

     The Company uses interest rate swap agreements to partially manage interest rate risk on its variable rate debt portfolio. Interest rate swap agreements are entered into at the time the related variable rate debt is issued to convert the variable rate debt to fixed debt. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or interest income.

Liquidity and Capital Resources

Short-term

As a result of the merger of Avery Berkel and related financing and offering on June 13, 2000, the company has significant amounts of debt that require interest payments. As of December 31, 2000, the company's outstanding debt was $206.6 million and consists of: (i) $112.6 million related to the senior credit facility; (ii) $93.9 million related to the Notes; and (iii) $0.1 million related to capital leases. As of December 31, 2000, an additional $1.0 million of debt under the senior credit facility was available for borrowing.

On February 16, 2001, the Company and its lenders executed a second amendment to the Senior Credit Agreement. The amendment includes revisions to financial covenants included in the Senior Credit Agreement effective for the quarter ended December 31, 2000 as well as for each of the quarters in the year ending March 31, 2002. In addition to amending its existing covenants, the Company must also achieve minimum levels of Cumulative EBITDA for each quarter up to the quarter ending March 31, 2002. Also, restrictions were placed on the Company's ability to use cash generated from the sales of assets.

The interest rates on the senior credit facility were increased by 0.5%, effective from the date of the amendment, and the Company was charged an administrative fee of 0.25% of the full amount of its senior credit facility.

On June 13, 2000, the company issued (Euro)10.0 million of preferred member interest to Marconi. Dividends on the preferred member interest accrue at an annual rate of 12% and are payable annually. These interests are exchangeable for exchange notes at the option of the company or the holders of the preferred member interests. If the company or holders of the preferred member interest opt to exchange their interests on June 13, 2001, (Euro)11.2 million of exchange notes will be issued. If the holders do not opt to exchange their interests on June 13, 2001, the company will be required to pay dividends of (Euro)1.2 million on June 13, 2001.

Besides servicing the debt and paying dividends, the company's other liquidity needs on a short-term basis will relate to working capital, capital expenditures and one-time merger related costs which are necessary to affect the cost reductions and operating improvements associated with the Company's integration plan. The company's primary source of liquidity in the short-term is expected to be cash provided by operations. Specifically, the Company expects to reduce its inventory of raw materials, component parts and finished goods. Such reductions are not anticipated to adversely impact revenues as the company expects to reduce manufacturing lead times. In addition, the Company received cash from Marconi plc relating to the net asset purchase price adjustment in accordance with the Purchase and Sale Agreement on the acquisition of Avery Berkel. The Company is also expecting to sell certain non-core assets to generate cash in the short term.

The Company believes that, following a transition period for the integration of the Weigh-Tronix and Avery Berkel operations, it will be able to achieve a substantial annual cost savings as compared with the stand alone operations of the two companies. Management has specifically identified approximately $17.0 million in savings, including: (1) elimination of redundant corporate offices;
(2) consolidation of manufacturing facilities and outsourcing of industrial and low end retail and mechanical scales from Asia; (3) service center and sales force rationalizations; and (4) elimination of duplicative research and development. Savings are net of approximately $1.0 million of incremental corporate expenses to accommodate our enlarged operations after the merger. To achieve these savings, the Company will incur non-recurring cash integration and restructuring costs of approximately $12.7 million in the 18 months following the merger. Included in this estimate is the restructuring charge of $2.6 million, which has been discussed previously. The Company also expects to generate approximately $14.0 million of one-time cash savings, including proceeds from the sale of properties and reductions of inventory levels.

As a result of the continuing facilities rationalization, particularly in the UK, resulting in fewer manufacturing facilities, the company's capital expenditures will generally run at levels similar to, or slightly less than historical levels.

Long-term

The company's primary long-term liquidity needs are to: (i) service the senior credit facility, which includes making interest payments and scheduled principal repayments; (ii) make interest payments related to the notes; and (iii) pay annual dividends related to the preferred member interests. Further detail is as follows:

 .    The company's principal debt service requirements for the senior credit facility based on amounts outstanding at December 31, 2000 is as follows:
     $0.5 million for fiscal 2001; $3.0 million for fiscal 2002; $4.5 million for fiscal 2003; $6.0 million for fiscal 2004; $13.2 million for fiscal 2005; $46.4 million for fiscal 2006; $19.5 million for fiscal 2007 and $5.0 million for fiscal 2008.

 .    The company's annual interest expense related to the notes is (Euro)12.5 million. Interest payments are due semi-annually and started on December 1, 2000.

 .    Annual dividends for the preferred member interest are (Euro)1.2 million.
     If the holders do not opt to exchange their interests on June 13, 2001, the company will be required to make annual dividend payments. If the company or holders opt to exchange their interests on June 13, 2001, the company will be required to make interest payments instead of dividend payments.

The company's ability to make scheduled payments on its debt obligations will depend on its future financial condition and operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are partly beyond our control. There can be no assurance that the company's operating results, cash flow and capital resources will be sufficient for payment of its indebtedness in the future. In the absence of operating results and resources, the company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. In addition, because a portion of the company's borrowings bear interest at variable rates, an increase in interest rates could adversely affect, among other things, the company's ability to meet its debt service obligations.

Cash flows from operations

     Net cash used in operations totaled $17.8 million for the nine months ended December 31, 2000. Net cash provided by operations in the nine months ended December 31, 1999 amounted to $3.9 million. The decrease in cash flows from operations for the nine months ended December 31, 1999 was primarily due to a reduction in net income from $1.1 million in the nine months ended December 31, 1999 to a net loss of $34.1 million in the nine months ended December 31, 2000. The decrease in the nine months ended December 31, 2000 was somewhat mitigated by significant non-cash charges that were added back to net income as compared to the prior period. Non-cash charges in the nine months ended December 31, 2000 were $28.8 million, compared with $3.8 million in the nine months ended December 31, 1999. The non-cash charges in the nine months ended December 31, 2000 included: (1) $2.5 million relating to the write-off of deferred financing fees relating to the Company's former debt that was repaid on June 13, 2000; (2) depreciation and amortization of $11.0 million; (3) amortization of the inventory fair value adjustment of $16.3 million; (4) equity compensation expense of $1.8 million; and (5) amortization of deferred financing costs of $1.1 million was offset by deferred tax benefit of $3.5 million.

Cash flows from investing activities

     Cash used in investing activities for the nine months ended December 31, 2000 was $166.3 million. Cash used in investing activities during the nine months ended December 31, 1999 was $4.4 million. Cash used for the nine months ended December 31, 2000 primarily resulted from the acquisition of Avery Berkel for $163.8 million. Weigh-Tronix, LLC incurred capital expenditures of $2.8 million for the nine months ended December 31, 2000 versus $2.2 million for the nine months ended December 31, 1999. The major capital expenditures in both nine-month periods ended December 31, 1999 and 2000 were for tooling and equipment relating to manufacturing.

     Generally, management believes that its manufacturing facilities are in good condition and does not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. As a result of this, and continuing facilities rationalization, particularly in the UK, resulting in fewer manufacturing facilities, capital expenditures will generally run at levels similar to, or slightly less than, depreciation.

Cash flows from financing activities

     Cash generated from financing activities for the nine months ended December 31, 2000 related primarily to the debt incurred in connection with the acquisition of Avery Berkel and the re-financing of the Company's former indebtedness. Net cash generated from the financing activities for the nine months ended December 31, 2000 was $189.0 million, consisting primarily of proceeds from the issuance of the Notes of $95.9 million; proceeds from the term loans and revolver relating to the Senior Credit Agreement of $115.5 million; proceeds relating to the issuance of membership interests of $39.5 million; and proceeds from the issuance of PIK Preferred Member Interests of $9.3 million. These proceeds were primarily used to fund the acquisition of Avery Berkel, to repay the former senior debt of $40.5 million, and to repay former senior subordinated notes of $15.0 million. Cash used in financing activities for the nine months ended December 31,1999 was $1.5 million, consisting primarily of payments made on former senior debt of $8.7 million, net of proceeds of $7.2 million.

     As a result of the Avery Berkel acquisition and the re-financing of debt, the Company has $206.6 million of debt outstanding at December 31, 2000. The Notes require interest payments and the Senior Credit Agreement requires interest and principal payments. The Company's other liquidity needs relate to working capital, capital expenditures and one-time costs relating to the realization of cost reductions and operating improvements.

     The Company intends to fund its working capital, capital expenditures, and debt service requirements through cash flow generated from operations and borrowings under the Senior Credit Agreement.

     The Senior Credit Agreement consists of a $120.0 million of Term Loan and Revolving Credit Facilities comprising: (1) a $30.0 million Tranche A Term Loan Facility; (2) a $40.0 million Tranche B Term Loan Facility; and (3) a $50.0 million Revolving Credit Facility (subject to a borrowing base). Of the $50.0 million Revolving Credit Facility, $29.0 million was borrowed at the closing of the merger. As of December 31, 2000, $43.5 million was outstanding.

     The final scheduled maturities of the Tranche A and Tranche B Term Loan Facilities are in September 2005 and 2007, respectively. The Tranche A Term Loan Facility requires the repayment of 5% of the principal in the year following the closing of the Senior Credit Agreement and 10% of the principal in the second year following the closing of the Senior Credit Agreement. The Tranche B Term Loan Facility requires repayment of approximately 1% of the principal in each of the two years following the closing of the Senior Credit Agreement.

     Certain mandatory prepayments to the Senior Credit Agreement are required, including: proceeds from certain asset sales or insurance recoveries; proceeds from the sale of equity or the issuance or incurrence of certain indebtedness; and annual "excess cash flow" as defined in the Senior Credit Agreement.

     Borrowings under the Senior Credit Agreement will bear interest at floating rates that may be based on either LIBOR rates or on the applicable alternate base rates plus the applicable margin.

     The Senior Credit Agreement and the indenture governing the Notes contain certain covenants that will limit, among other things, our ability to:

     .  Incur additional debt and issue preferred stock

     .  Pay dividends and make other distributions

     .  Prepay subordinated debt

     .  Make investments and other restricted payments

     .  Enter into sale and leaseback transactions

     .  Create liens

     .  Sell assets

     .  Enter into certain transactions with affiliates.

     In addition, the Senior Credit Agreement requires that the Company maintains specified financial covenants, including: a maximum ratio of consolidated indebtedness to EBITDA; minimum ratio of EBITDA to interest expense; minimum EBITDA to fixed charges, minimum tangible net worth and capital expenditure limits. These covenants were in effect starting July 1, 2000, and (with the exception of the capital expenditure limits covenant) were amended on February 16, 2001, effective for the quarter ended December 31, 2000.

     Following the third anniversary of the issue date (June 13, 2000) of the PIK preferred member interests, the Company may also elect to pay cash dividends on the PIK Preferred Member Interest and may be required to service cash interest payments on the Notes.

     We believe that cash from operating activities, together with available borrowings under the Revolving Credit Facility under the Senior Credit Agreement, will be sufficient to permit us to meet our financial obligations and fund our operations for the foreseeable future.

New Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives (gains or losses) are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, `Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 changed the effective date of SFAS 133 to all fiscal quarters for all fiscal years beginning after September 15, 2000. As a result, SFAS 133 will be effective for Weigh-Tronix on April 1, 2001. The Company is currently assessing the impact of this standard.

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. Management has reviewed SAB 101 and believes that the adoption of SAB 101 in the fourth quarter of fiscal 2001 will not have a material impact on the Company's results of operations or financial position.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company had $43.5 million outstanding under its $50.0 million revolving portion of the Senior Credit Agreement as of December 31, 2000. Interest rates for amounts outstanding under the revolving credit portion of the Senior Credit Agreement are currently: (1) in the case of loans denominated in U.S. dollars, the Company may choose between a rate of LIBOR plus 3.25% and a base rate plus 2.25% or (2) in the case of loans denominated in sterling and euro, LIBOR plus 3.25%. In addition, an annual commitment fee payable on the daily average unused portion of the revolving credit portion of the Senior Credit Agreement is currently 0.50%. The effective interest rate on the outstanding variable rate borrowings at December 31, 2000 was 10.075%.

To mitigate the risks associated with increases in interest rates, the Company historically had entered into and plans to continue to enter into interest-rate protection agreements with members of the Company's banking group. The cash differentials paid or received under interest rate swap agreements are recognized as adjustments to interest expense at the contract settlement date. The fair values of interest rate swap agreements are not recognized in the Company's consolidated financial statements, as these agreements modify the interest rate basis (i.e., fixed or floating rate) of debt instruments of similar face amounts and term. Management is currently renegotiating the interest-rate protection agreements that related to the former senior debt for the new Senior Credit Agreement.

A sensitivity analysis indicates that, with respect to interest rate swap agreements and variable rate debt in place at December 31, 2000, an increase in the applicable market interest rates of 100-basis points would have a negative impact of approximately $790 on the Company's consolidated results of operations for the nine months ended December 31, 2000.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. Exchange differences arising during the contract term are marked to market and are included in other (income) expense in the accompanying consolidated statements of operations. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

A sensitivity analysis indicates that, with respect to foreign exchange forward contracts in place at December 31, 2000, a 10% adverse change in foreign currency rates would have a $414 negative impact on the Company's consolidated results of operations and financial position. With respect to the Euro denominated notes at December 31, 2000, a 10 % change in the foreign currency exchange rates would result in a $9.1 million change to the recorded balance of the notes.

PART II OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1 Second Amendment, dated as of February 15, 2001, to Amended and Restated Credit Agreement, dated as of June 13, 2000.(1)

          --------------
          (1) Portions of this exhibit have been omitted and separately filed with the Commission pursuant to a request for confidential treatment under Rule 24b-2

     (c)  Current Reports on Form 8-K.

          No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WEIGH-TRONIX, LLC


Date:  February 20, 2001           By: /s/ John J. McCann III
                                       ----------------------
                                       John J. McCann III
                                       Chairman, Chief Executive Officer, and
                                       Director


Date:  February 20, 2001           By: /s/ Donald J. MacKenzie
                                       -----------------------
                                       Donald J. MacKenzie
                                       Vice President and
                                       Chief Financial Officer